Form 10-K
period 2005-12-31
First Franklin Mortgage Loan Trust 2005-FF5
filed 2006-03-29
CIK 1325240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                       Commission File Number  333-121564-03
                                                               ---------------

                        ASSET BACKED FUNDING CORPORATION
                   First Franklin Mortgage Loan Trust 2005-FF5
                   Asset-Backed Certificates, Series 2005-FF5
             (Exact name of registrant as specified in its charter)


         New York                                59-7256802, 59-3807670
 State or other jurisdiction of                     (IRS Employer
  incorporation or organization                  Identification No.)

c/o Asset Backed Funding Corporation
214 North Tryon Street
Charlotte, North Carolina                                  28255
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (704) 386-2400


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

                          Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings

         The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer, or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 50 based on records provided by DTC.

        As of December 31, 2005 the total number of holders with respect to each class of certificates is set forth below:

                A1      1
                A2A     12
                A2B     14
                A2C     1
                M1      2
                M2      3
                M3      1
                M4      1
                M5      3
                M6      1
                M7      4
                M8      1
                M9      4
                M10     1
                B       1

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this report:

        4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on May 17, 2005).

        31.1     Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2005.

        99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2005.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Asset Backed Funding Corporation
                    First Franklin Mortgage Loan Trust 2005-FF5
                    Asset-Backed Certificates, Series 2005-FF5

                By  Asset Backed Funding Corporation, as Depositor


                By: /s/ Daniel B. Goodwin
                    -----------------------------------------
                    Name:  Daniel B. Goodwin
                    Title: President

              Date: March 28, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                  Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on May 17, 2005.

31.1   Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2005.

                HomeEq Servicing Corporation

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2005.

                HomeEq Servicing Corporation

                                  EXHIBIT 31.1
                    Rule 13a-14(a)/15d-14(a) Certification
                            ------------------------


                  FIRST FRANKLIN MORTGAGE LOAN TRUST 2005-FF5,
                   ASSET-BACKED CERTIFICATES, SERIES 2005-FF5

I, Daniel B. Goodwin, the President of Asset Backed Funding Corporation, certify that:

1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the First Franklin Mortgage Loan Trust 2005-FF5 formed pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2005 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, HomEq Servicing Corporation, as servicer (the "Servicer") and JPMorgan Chase Bank, National Association, as trustee (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the annual report on Form 10-K and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: HomEq Servicing Corporation and JPMorgan Chase Bank, N.A.

Dated:  March 28, 2006


                        By:  /s/ Daniel B. Goodwin
                            -----------------------------------------
                        Name:  Daniel B. Goodwin
                        Title: President

                                  EXHIBIT 99.1
             Annual Independent Public Accountant's Servicing Report
                            with Management Assertion
                             -----------------------


KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



                         Independent Accountants' Report


The Board of Directors
HomEq Servicing Corporation

We have examined management's assertion, included in the accompanying Management's Assertion, that HomEq Servicing Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP
-----------
KPMG LLP
February 24, 2006



HomEq Servicing


                             MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2005, HomEq Servicing Corporation (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy both in the amount of $20 million.


HomEq Servicing Corporation


 /s/ Arthur Q. Lyon                            February 24, 2006
 -------------------                           -----------------
 Arthur Q Lyon                                 Date
 President



 /s/ Keith G. Becher                           February 24, 2006
 -------------------                           -----------------
 Keith G. Becher                               Date
 Chief Operating Officer

                                  EXHIBIT 99.2
                   Servicer's Annual Statement as to Compliance
                            -----------------------

                             OFFICER'S CERTIFICATE

                  FIRST FRANKLIN MORTGAGE LOAN TRUST 2005-FF5
                   ASSET-BACKED CERTIFICATES, SERIES 2005-FF5

I, Arthur Q. Lyon, certify to Asset Backed Funding Corporation and its officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

     A review of the activities of the Servicer during the 2005 calendar year and the Servicer's performance under the Pooling and Servicing Agreement has been made under my supervision, the Servicer has complied with the Pooling and Servicing Agreement in all material respects and, to the best of my knowledge, based on such review, the Servicer has materially fulfilled all of its obligations under the Pooling and Servicing Agreement throughout such calendar year.

Date:  March 29, 2006

HomEq Servicing Corporation

/s/ Arthur Q. Lyon
-------------------
Arthur Q. Lyon
President